Form 10-K
period 2019-12-31
GS Mortgage Securities Trust 2016-GS3
filed 2020-03-17
CIK 1682405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 902-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Panorama Corporate Center Mortgage Loan, the Veritas Multifamily Pool 2 Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan, which constituted approximately 5.5%, 2.0% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Panorama Corporate Center Mortgage Loan, the Veritas Multifamily Pool 2 Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Panorama Corporate Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Veritas Multifamily Pool 2 Mortgage Loan and one other pari passu loan and one subordinate companion loan, which are not assets of the issuing entity or (c) with respect to the Residence Inn and SpringHill Suites North Shore Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the GS Mortgage Securities Trust 2016-GS2 transaction, Commission File Number 333-207677-01 (the “GSMS 2016-GS2 Transaction”). These loan combinations, including the Panorama Corporate Center Mortgage Loan, the Veritas Multifamily Pool 2 Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2016-GS2 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Falls Mortgage Loan, which constituted approximately 6.6% of the asset pool of the issuing entity as of its cut-off date.  The Falls Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Falls Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity.This loan combination, including The Falls Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of The Falls loan combination in the Morgan Stanley Capital I Trust 2016-UBS12 transaction, Commission File Number 333-206582-06 (the “MSC 2016-UBS12 Transaction”).  After the closing of the MSC 2016-UBS12 Transaction on December 7, 2016, this loan combination, including The Falls Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the MSC 2016-UBS12 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of The Falls Mortgage Loan, the Panorama Corporate Center Mortgage Loan, the Residence Inn and SpringHill Suites North Shore Mortgage Loan and the Veritas Multifamily Pool 2 Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement (other than the 540 West Mortgage Loan), The Falls Mortgage Loan and the Veritas Multifamily Pool 2 Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the Veritas Multifamily Pool 1 Mortgage Loan and the primary servicer of the 10 Hudson Yards Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Panorama Corporate Center Mortgage Loan, the Residence Inn and SpringHill Suites North Shore Mortgage Loan, the Veritas Multifamily Pool 2 Mortgage Loan, the 10 Hudson Yards Mortgage Loan, The Falls Mortgage Loan and the Veritas Multifamily Pool 1 Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Torchlight Loan Services, LLC is the special servicer of the Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan prior to November 5, 2019, which constituted approximately 5.5% and 2%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan from January 1, 2019 to November 4, 2019. As a result, it is servicing more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Torchlight Loan Services, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Torchlight Loan Services, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Torchlight Loan Services, LLC because Torchlight Loan Services, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

LNR Partners, LLC is the special servicer of the Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan on and after November 5, 2019, which constituted approximately 5.5% and 2%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan from  November 5, 2019 to  December 31, 2019. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required. In addition, LNR Partners, LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

Wilmington Trust, National Association acts as trustee of the Veritas Multifamily Pool 1 Mortgage Loan and the 10 Hudson Yards Mortgage Loan.  Pursuant to the trust and servicing agreement for the GSMS 2016-RENT Transaction and the trust and servicing agreement for the Hudson Yards 2016-10HY Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Veritas Multifamily Pool 1 Mortgage Loan and the 10 Hudson Yards Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wells Fargo Bank, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Panorama Corporate Center Mortgage Loan, the Veritas Multifamily Pool 2 Mortgage Loan, the Residence Inn and SpringHill Suites North Shore Mortgage Loan and The Falls Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the GSMS 2016-GS2 Transaction and the pooling and servicing agreement for the MSC 2016-UBS12 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Panorama Corporate Center Mortgage Loan, the Veritas Multifamily Pool 2 Mortgage Loan, the Residence Inn and SpringHill Suites North Shore Mortgage Loan and The Falls Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Veritas Multifamily Pool 1 Mortgage Loan, the Panorama Corporate Center Mortgage Loan, the Veritas Multifamily Pool 2 Mortgage Loan, the Residence Inn and SpringHill Suites North Shore Mortgage Loan, the 10 Hudson Yards Mortgage Loan and The Falls Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 10 Hudson Yards Mortgage Loan, the 540 West Madison Mortgage Loan, the Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Panorama Corporate Center Mortgage Loan and Residence Inn and SpringHill Suites North Shore Mortgage Loan Mortgage Loan on and after November 5, 2019 to December 31, 2019 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the 10 Hudson Yards Mortgage Loan and Trimont Real Estate Advisors, LLC as special servicer of the 540 West Madison Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statements of Torchlight Loan Services, LLC as special servicer of the Panorama Corporate Center Mortgage Loan and Residence Inn and SpringHill Suites North Shore Mortgage Loan Mortgage Loan prior to November 5, 2019 and LNR Partners, LLC as special servicer of the Panorama Corporate Center Mortgage Loan and Residence Inn and SpringHill Suites North Shore Mortgage Loan Mortgage Loan on and after November 5, 2019 to December 31, 2019 are omitted from this Annual Report on From 10-K for the reasons set forth in the Explanatory Notes above.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association as certificate administrator, trustee and custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         Trimont Real Estate Advisors, LLC, as 540 West Madison Special Servicer

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 33.1)

33.8         Trimont Real Estate Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan (see Exhibit 33.3)

33.9         Wells Fargo Bank, National Association, as Trustee of the 540 West Madison Mortgage Loan (Omitted. See Explanatory Notes.)

33.10       Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Mortgage Loan (see Exhibit 33.5)

33.11       Pentalpha Surveillance LLC, as Operating Advisor of the 540 West Madison Mortgage Loan (see Exhibit 33.6)

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.13       Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.2)

33.14       Wells Fargo Bank, National Association, as Trustee of the U.S. Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamilton Place Mortgage Loan (see Exhibit 33.1)

33.18       Rialto Capital Advisors, LLC, as Special Servicer of the Hamilton Place Mortgage Loan (see Exhibit 33.2)

33.19       Wells Fargo Bank, National Association, as Trustee of the Hamilton Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the Hamilton Place Mortgage Loan (see Exhibit 33.5)

33.21       Pentalpha Surveillance LLC, as Operating Advisor of the Hamilton Place Mortgage Loan (see Exhibit 33.6)

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.1)

33.23       Rialto Capital Advisors, LLC, as Special Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.2)

33.24       Wells Fargo Bank, National Association, as Trustee of the Embassy Suites Portland Airport Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Wells Fargo Bank, National Association, as Custodian of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.5)

33.26       Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.6)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Veritas Multifamily Pool 1 Mortgage Loan

33.28       Wells Fargo Bank, National Association, as Special Servicer of the Veritas Multifamily Pool 1 Mortgage Loan (see Exhibit 33.27)

33.29       Wilmington Trust, National Association, as Trustee of the Veritas Multifamily Pool 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Veritas Multifamily Pool 1 Mortgage Loan (see Exhibit 33.5)

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

33.34       Torchlight Loan Services, LLC, as Special Servicer of the Panorama Corporate Center Mortgage Loan prior to November 5, 2019

33.35       LNR Partners, LLC, as Special Servicer of the Panorama Corporate Center Mortgage Loan on and after November 5, 2019 (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Trustee of the Panorama Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Custodian of the Panorama Corporate Center Mortgage Loan (see Exhibit 33.5)

33.38       Pentalpha Surveillance LLC, as Operating Advisor of the Panorama Corporate Center Mortgage Loan (see Exhibit 33.6)

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Veritas Multifamily Pool 2 Mortgage Loan (see Exhibit 33.1)

33.40       Rialto Capital Advisors, LLC, as Special Servicer of the Veritas Multifamily Pool 2 Mortgage Loan (see Exhibit 33.2)

33.41       Wells Fargo Bank, National Association, as Trustee of the Veritas Multifamily Pool 2 Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Veritas Multifamily Pool 2 Mortgage Loan (see Exhibit 33.5)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the Veritas Multifamily Pool 2 Mortgage Loan (see Exhibit 33.6)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 33.1)

33.45       Torchlight Loan Services, LLC, as Special Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan prior to November 5, 2019 (see Exhibit 33.34)

33.46       LNR Partners, LLC, as Special Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan on and after November 5, 2019 (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Trustee of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 33.5)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 33.6)

33.50       Wells Fargo Bank, National Association, as Primary Servicer of the 10 Hudson Yards Mortgage Loan (see Exhibit 33.27)

33.51       AEGON USA Realty Advisors, LLC, as Special Servicer of the 10 Hudson Yards Mortgage Loan

33.52       Wilmington Trust, National Association, as Trustee of the 10 Hudson Yards Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Custodian of the 10 Hudson Yards Mortgage Loan (see Exhibit 33.5)

33.54       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 10 Hudson Yards Mortgage Loan (see Exhibit 33.31)

33.55       National Tax Search, LLC, as Servicing Function Participant of the 10 Hudson Yards Mortgage Loan (see Exhibit 33.32)

33.56       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Falls Mortgage Loan (see Exhibit 33.1)

33.57       Rialto Capital Advisors, LLC, as Special Servicer of The Falls Mortgage Loan (see Exhibit 33.2)

33.58       Wells Fargo Bank, National Association, as Trustee of The Falls Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Custodian of The Falls Mortgage Loan (see Exhibit 33.5)

33.60       Park Bridge Lender Services LLC, as Operating Advisor of The Falls Mortgage Loan

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         Trimont Real Estate Advisors, LLC, as 540 West Madison Special Servicer

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 34.1)

34.8         Trimont Real Estate Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan (see Exhibit 34.3)

34.9         Wells Fargo Bank, National Association, as Trustee of the 540 West Madison Mortgage Loan (Omitted. See Explanatory Notes.)

34.10       Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Mortgage Loan (see Exhibit 34.5)

34.11       Pentalpha Surveillance LLC, as Operating Advisor of the 540 West Madison Mortgage Loan (see Exhibit 34.6)

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.13       Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.2)

34.14       Wells Fargo Bank, National Association, as Trustee of the U.S. Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamilton Place Mortgage Loan (see Exhibit 34.1)

34.18       Rialto Capital Advisors, LLC, as Special Servicer of the Hamilton Place Mortgage Loan (see Exhibit 34.2)

34.19       Wells Fargo Bank, National Association, as Trustee of the Hamilton Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the Hamilton Place Mortgage Loan (see Exhibit 34.5)

34.21       Pentalpha Surveillance LLC, as Operating Advisor of the Hamilton Place Mortgage Loan (see Exhibit 34.6)

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.1)

34.23       Rialto Capital Advisors, LLC, as Special Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.2)

34.24       Wells Fargo Bank, National Association, as Trustee of the Embassy Suites Portland Airport Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Wells Fargo Bank, National Association, as Custodian of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.5)

34.26       Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.6)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Veritas Multifamily Pool 1 Mortgage Loan

34.28       Wells Fargo Bank, National Association, as Special Servicer of the Veritas Multifamily Pool 1 Mortgage Loan (see Exhibit 34.27)

34.29       Wilmington Trust, National Association, as Trustee of the Veritas Multifamily Pool 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Veritas Multifamily Pool 1 Mortgage Loan (see Exhibit 34.5)

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

34.34       Torchlight Loan Services, LLC, as Special Servicer of the Panorama Corporate Center Mortgage Loan prior to November 5, 2019

34.35       LNR Partners, LLC, as Special Servicer of the Panorama Corporate Center Mortgage Loan on and after November 5, 2019 (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Trustee of the Panorama Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Custodian of the Panorama Corporate Center Mortgage Loan (see Exhibit 34.5)

34.38       Pentalpha Surveillance LLC, as Operating Advisor of the Panorama Corporate Center Mortgage Loan (see Exhibit 34.6)

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Veritas Multifamily Pool 2 Mortgage Loan (see Exhibit 34.1)

34.40       Rialto Capital Advisors, LLC, as Special Servicer of the Veritas Multifamily Pool 2 Mortgage Loan (see Exhibit 34.2)

34.41       Wells Fargo Bank, National Association, as Trustee of the Veritas Multifamily Pool 2 Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Veritas Multifamily Pool 2 Mortgage Loan (see Exhibit 34.5)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the Veritas Multifamily Pool 2 Mortgage Loan (see Exhibit 34.6)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 34.1)

34.45       Torchlight Loan Services, LLC, as Special Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan prior to November 5, 2019 (see Exhibit 34.34)

34.46       LNR Partners, LLC, as Special Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan on and after November 5, 2019 (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Trustee of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 34.5)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 34.6)

34.50       Wells Fargo Bank, National Association, as Primary Servicer of the 10 Hudson Yards Mortgage Loan (see Exhibit 34.27)

34.51       AEGON USA Realty Advisors, LLC, as Special Servicer of the 10 Hudson Yards Mortgage Loan

34.52       Wilmington Trust, National Association, as Trustee of the 10 Hudson Yards Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Custodian of the 10 Hudson Yards Mortgage Loan (see Exhibit 34.5)

34.54       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 10 Hudson Yards Mortgage Loan (see Exhibit 34.31)

34.55       National Tax Search, LLC, as Servicing Function Participant of the 10 Hudson Yards Mortgage Loan (see Exhibit 34.32)

34.56       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Falls Mortgage Loan (see Exhibit 34.1)

34.57       Rialto Capital Advisors, LLC, as Special Servicer of The Falls Mortgage Loan (see Exhibit 34.2)

34.58       Wells Fargo Bank, National Association, as Trustee of The Falls Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Custodian of The Falls Mortgage Loan (see Exhibit 34.5)

34.60       Park Bridge Lender Services LLC, as Operating Advisor of The Falls Mortgage Loan

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Trimont Real Estate Advisors, LLC, as 540 West Madison Special Servicer (Omitted. See Explanatory Notes.)

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 35.1)

35.6         Trimont Real Estate Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan (Omitted. See Explanatory Notes.)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamilton Place Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the Hamilton Place Mortgage Loan (see Exhibit 35.2)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 35.1)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 35.2)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Veritas Multifamily Pool 1 Mortgage Loan

35.14       Wells Fargo Bank, National Association, as Special Servicer of the Veritas Multifamily Pool 1 Mortgage Loan (see Exhibit 35.13)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Panorama Corporate Center Mortgage Loan (see Exhibit 35.1)

35.16       Torchlight Loan Services, LLC, as Special Servicer of the Panorama Corporate Center Mortgage Loan prior to November 5, 2019 (Omitted. See Explanatory Notes.)

35.17       LNR Partners, LLC, as Special Servicer of the Panorama Corporate Center Mortgage Loan on and after November 5, 2019 (Omitted. See Explanatory Notes.)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Veritas Multifamily Pool 2 Mortgage Loan (see Exhibit 35.1)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the Veritas Multifamily Pool 2 Mortgage Loan (see Exhibit 35.2)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 35.1)

35.21       Torchlight Loan Services, LLC, as Special Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan prior to November 5, 2019 (Omitted. See Explanatory Notes.)

35.22       LNR Partners, LLC, as Special Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan on and after November 5, 2019 (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the 10 Hudson Yards Mortgage Loan (see Exhibit 35.13)

35.24       AEGON USA Realty Advisors, LLC, as Special Servicer of the 10 Hudson Yards Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Falls Mortgage Loan (see Exhibit 35.1)

35.26       Rialto Capital Advisors, LLC, as Special Servicer of The Falls Mortgage Loan (see Exhibit 35.2)

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

Date: March 17, 2020