Form 10-K
period 2021-12-31
GS Mortgage Securities Trust 2016-GS3
filed 2022-03-14
CIK 1682405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Veritas Multifamily Pool 1 Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan, which constituted approximately 5.5% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Panorama Corporate Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity or (b) with respect to the Residence Inn and SpringHill Suites North Shore Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the GS Mortgage Securities Trust 2016-GS2 transaction, Commission File Number 333-207677-01 (the “GSMS 2016-GS2 Transaction”). These loan combinations, including the Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2016-GS2 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  The Veritas Multifamily Pool 2 Mortgage Loan, previously an asset of the issuing entity being serviced under the pooling and servicing agreement for the GSMS 2016-GS2 Transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 10 Hudson Yards Mortgage Loan, which constituted approximately 8.2% of the asset pool of the issuing entity as of its cut-off date.  The 10 Hudson Yards Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 10 Hudson Yards Mortgage Loan, eight other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Hudson Yards 2016-10HY Mortgage Trust transaction (the “Hudson Yards 2016-10HY Transaction”). This loan combination, including the 10 Hudson Yards Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the Hudson Yards 2016-10HY Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Falls Mortgage Loan, which constituted approximately 6.6% of the asset pool of the issuing entity as of its cut-off date.  The Falls Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Falls Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity.  This loan combination, including The Falls Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of The Falls loan combination in the Morgan Stanley Capital I Trust 2016-UBS12 transaction, Commission File Number 333-206582-06 (the “MSC 2016-UBS12 Transaction”).  After the closing of the MSC 2016-UBS12 Transaction on December 7, 2016, this loan combination, including The Falls Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the MSC 2016-UBS12 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of The Falls Mortgage Loan, the Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement (other than the 540 West Madison Mortgage Loan) and The Falls Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 10 Hudson Yards Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 10 Hudson Yards Mortgage Loan, The Falls Mortgage Loan, the Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

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

Situs Holdings, LLC is the special servicer of the 10 Hudson Yards Mortgage Loan, which constituted approximately 8.2% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 10 Hudson Yards Mortgage Loan from October 12, 2021 to December 31, 2021. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.  In addition, Situs Holdings, LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

Wells Fargo Bank, National Association acts as trustee of the 540 West Madison Mortgage Loan, the U.S. Industrial Portfolio Mortgage Loan, the Hamilton Place Mortgage Loan, the Embassy Suites Portland Airport Mortgage Loan, the Panorama Corporate Center Mortgage Loan, the Residence Inn and SpringHill Suites North Shore Mortgage Loan and The Falls Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the GSMS 2016-GS2 Transaction and the pooling and servicing agreement for the MSC 2016-UBS12 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 540 West Madison Mortgage Loan, the U.S. Industrial Portfolio Mortgage Loan, the Hamilton Place Mortgage Loan, the Embassy Suites Portland Airport Mortgage Loan, the Panorama Corporate Center Mortgage Loan, the Residence Inn and SpringHill Suites North Shore Mortgage Loan and The Falls Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the 10 Hudson Yards Mortgage Loan.  Pursuant to the trust and servicing agreement for the GSMS 2016-RENT Transaction and the trust and servicing agreement for the Hudson Yards 2016-10HY Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 10 Hudson Yards Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the 10 Hudson Yards Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Panorama Corporate Center Mortgage Loan, the Residence Inn and SpringHill Suites North Shore Mortgage Loan, the 10 Hudson Yards Mortgage Loan and The Falls Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 10 Hudson Yards Mortgage Loan, the 540 West Madison Mortgage Loan, the Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Situs Holdings, LLC as special servicer of the 10 Hudson Yards Mortgage Loan on and after October 12, 2021 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the 10 Hudson Yards Mortgage Loan prior to October 12, 2021, Situs Holdings, LLC as special servicer of the 10 Hudson Yards Mortgage Loan on and after October 12, 2021, Trimont Real Estate Advisors, LLC as special servicer of the 540 West Madison Mortgage Loan and LNR Partners, LLC as special servicer of the Panorama Corporate Center Mortgage Loan and Residence Inn and SpringHill Suites North Shore Mortgage Loan Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as Trustee, Certificate Administrator and Custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2016-GS2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2016-GS2 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2016-GS2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 10 Hudson Yards Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the Hudson Yards 2016-10HY Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule I to the trust and servicing agreement for the Hudson Yards 2016-10HY Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Hudson Yards 2016-10HY Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Falls Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2016-UBS12 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSC 2016-UBS12 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2016-UBS12 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance for the twelve months ended December 31, 2021, furnished pursuant to Item 1122 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement for the twelve months ended December 31, 2021, furnished pursuant to Item 1123 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

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

4.2           Pooling and Servicing Agreement, dated as of May 1, 2016, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as General Special Servicer, Rialto Capital Advisors, LLC, as Veritas Multifamily Pool 2 Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-207677-02 and incorporated by reference herein).

4.3           Trust and Servicing Agreement, dated as of August 6, 2016, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-207677-02 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-207677-02 and incorporated by reference herein).

4.5           Agreement Between Noteholders, dated as of September 7, 2016, by and among Goldman Sachs Mortgage Company, as Note A-1 Holder, Goldman Sachs Mortgage Company, as Note A-2 Holder, Goldman Sachs Mortgage Company, as Note B Holder, and Goldman Sachs Mortgage Company, as Note C Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-207677-02 and incorporated by reference herein).

4.6           Co-Lender Agreement, dated as of September 1, 2016, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, Goldman Sachs Mortgage Company, as Initial Note A-3 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-4 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-207677-02 and incorporated by reference herein).

4.7           Co-Lender Agreement, dated as of September 1, 2016, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-207677-02 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of September 1, 2016, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-207677-02 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of May 1, 2016, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-207677-02 and incorporated by reference herein).

4.10         Amended and Restated Co-Lender Agreement, dated as of September 1, 2016, by and among Wells Fargo Bank, National Association, as Trustee, for the benefit of the registered Holders of the GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 2016-GS2, as Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-207677-02 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of August 6, 2016, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, Deutsche Bank AG, New York Branch, as Initial Note B-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note B-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-207677-02 and incorporated by reference herein).

4.12         Agreement Between Note Holders, dated as of September 1, 2016, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-4 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on September 30, 2016 under Commission File No. 333-207677-02 and incorporated by reference herein).

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

33.3         Trimont Real Estate Advisors, LLC, as 540 West Madison Special Servicer

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 33.1)

33.10       Trimont Real Estate Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan (see Exhibit 33.3)

33.11       Wells Fargo Bank, National Association, as Trustee of the 540 West Madison Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Mortgage Loan (see Exhibit 33.5)

33.13       Pentalpha Surveillance LLC, as Operating Advisor of the 540 West Madison Mortgage Loan (see Exhibit 33.6)

33.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.16       Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.2)

33.17       Wells Fargo Bank, National Association, as Trustee of the U.S. Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Custodian of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.19       Pentalpha Surveillance LLC, as Operating Advisor of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamilton Place Mortgage Loan (see Exhibit 33.1)

33.22       Rialto Capital Advisors, LLC, as Special Servicer of the Hamilton Place Mortgage Loan (see Exhibit 33.2)

33.23       Wells Fargo Bank, National Association, as Trustee of the Hamilton Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Hamilton Place Mortgage Loan (see Exhibit 33.5)

33.25       Pentalpha Surveillance LLC, as Operating Advisor of the Hamilton Place Mortgage Loan (see Exhibit 33.6)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.1)

33.28       Rialto Capital Advisors, LLC, as Special Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.2)

33.29       Wells Fargo Bank, National Association, as Trustee of the Embassy Suites Portland Airport Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.5)

33.31       Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.6)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

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

33.34       LNR Partners, LLC, as Special Servicer of the Panorama Corporate Center Mortgage Loan

33.35       Wells Fargo Bank, National Association, as Trustee of the Panorama Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Panorama Corporate Center Mortgage Loan (see Exhibit 33.5)

33.37       Pentalpha Surveillance LLC, as Operating Advisor of the Panorama Corporate Center Mortgage Loan (see Exhibit 33.6)

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 33.1)

33.40       LNR Partners, LLC, as Special Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 33.34)

33.41       Wells Fargo Bank, National Association, as Trustee of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 33.5)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 33.6)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the 10 Hudson Yards Mortgage Loan

33.46       AEGON USA Realty Advisors, LLC, as Special Servicer of the 10 Hudson Yards Mortgage Loan prior to October 12, 2021

33.47       Situs Holdings, LLC, as Special Servicer of the 10 Hudson Yards Mortgage Loan on and after October 12, 2021 (Omitted. See Explanatory Notes.)

33.48       Wilmington Trust, National Association, as Trustee of the 10 Hudson Yards Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the 10 Hudson Yards Mortgage Loan (see Exhibit 33.5)

33.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the 10 Hudson Yards Mortgage Loan

33.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Falls Mortgage Loan (see Exhibit 33.1)

33.53       Rialto Capital Advisors, LLC, as Special Servicer of The Falls Mortgage Loan (see Exhibit 33.2)

33.54       Wells Fargo Bank, National Association, as Trustee of The Falls Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of The Falls Mortgage Loan (see Exhibit 33.5)

33.56       Park Bridge Lender Services LLC, as Operating Advisor of The Falls Mortgage Loan

33.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

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

34.3         Trimont Real Estate Advisors, LLC, as 540 West Madison Special Servicer

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 34.1)

34.10       Trimont Real Estate Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan (see Exhibit 34.3)

34.11       Wells Fargo Bank, National Association, as Trustee of the 540 West Madison Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Mortgage Loan (see Exhibit 34.5)

34.13       Pentalpha Surveillance LLC, as Operating Advisor of the 540 West Madison Mortgage Loan (see Exhibit 34.6)

34.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.16       Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.2)

34.17       Wells Fargo Bank, National Association, as Trustee of the U.S. Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Custodian of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.19       Pentalpha Surveillance LLC, as Operating Advisor of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamilton Place Mortgage Loan (see Exhibit 34.1)

34.22       Rialto Capital Advisors, LLC, as Special Servicer of the Hamilton Place Mortgage Loan (see Exhibit 34.2)

34.23       Wells Fargo Bank, National Association, as Trustee of the Hamilton Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Hamilton Place Mortgage Loan (see Exhibit 34.5)

34.25       Pentalpha Surveillance LLC, as Operating Advisor of the Hamilton Place Mortgage Loan (see Exhibit 34.6)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.1)

34.28       Rialto Capital Advisors, LLC, as Special Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.2)

34.29       Wells Fargo Bank, National Association, as Trustee of the Embassy Suites Portland Airport Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.5)

34.31       Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.6)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

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

34.34       LNR Partners, LLC, as Special Servicer of the Panorama Corporate Center Mortgage Loan

34.35       Wells Fargo Bank, National Association, as Trustee of the Panorama Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Panorama Corporate Center Mortgage Loan (see Exhibit 34.5)

34.37       Pentalpha Surveillance LLC, as Operating Advisor of the Panorama Corporate Center Mortgage Loan (see Exhibit 34.6)

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 34.1)

34.40       LNR Partners, LLC, as Special Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 34.34)

34.41       Wells Fargo Bank, National Association, as Trustee of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 34.5)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 34.6)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the 10 Hudson Yards Mortgage Loan

34.46       AEGON USA Realty Advisors, LLC, as Special Servicer of the 10 Hudson Yards Mortgage Loan prior to October 12, 2021

34.47       Situs Holdings, LLC, as Special Servicer of the 10 Hudson Yards Mortgage Loan on and after October 12, 2021 (Omitted. See Explanatory Notes.)

34.48       Wilmington Trust, National Association, as Trustee of the 10 Hudson Yards Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the 10 Hudson Yards Mortgage Loan (see Exhibit 34.5)

34.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the 10 Hudson Yards Mortgage Loan

34.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Falls Mortgage Loan (see Exhibit 34.1)

34.53       Rialto Capital Advisors, LLC, as Special Servicer of The Falls Mortgage Loan (see Exhibit 34.2)

34.54       Wells Fargo Bank, National Association, as Trustee of The Falls Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of The Falls Mortgage Loan (see Exhibit 34.5)

34.56       Park Bridge Lender Services LLC, as Operating Advisor of The Falls Mortgage Loan

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Trimont Real Estate Advisors, LLC, as 540 West Madison Special Servicer (Omitted. See Explanatory Notes.)

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 35.1)

35.7         Trimont Real Estate Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan (Omitted. See Explanatory Notes.)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamilton Place Mortgage Loan (see Exhibit 35.1)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Hamilton Place Mortgage Loan (see Exhibit 35.2)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 35.1)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 35.2)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Panorama Corporate Center Mortgage Loan (see Exhibit 35.1)

35.15       LNR Partners, LLC, as Special Servicer of the Panorama Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 35.1)

35.17       LNR Partners, LLC, as Special Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the 10 Hudson Yards Mortgage Loan

35.19       AEGON USA Realty Advisors, LLC, as Special Servicer of the 10 Hudson Yards Mortgage Loan prior to October 12, 2021 (Omitted. See Explanatory Notes.)

35.20       Situs Holdings, LLC, as Special Servicer of the 10 Hudson Yards Mortgage Loan on and after October 12, 2021 (Omitted. See Explanatory Notes.)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Falls Mortgage Loan (see Exhibit 35.1)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of The Falls Mortgage Loan (see Exhibit 35.2)

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

Date: March 14, 2022