Form 10-K
period 2022-12-31
GS Mortgage Securities Trust 2016-GS3
filed 2023-03-15
CIK 1682405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan, which constituted approximately 5.5% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes with respect to the Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan, one other pari passu loan, each of which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the GS Mortgage Securities Trust 2016-GS2 transaction, Commission File Number 333-207677-01 (the “GSMS 2016-GS2 Transaction”). These loan combinations, including the Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2016-GS2 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

With respect to the pari passu loan combinations that include the 540 West Madison Mortgage Loan, the Panorama Corporate Center Mortgage Loan, the Residence Inn and SpringHill Suites North Shore Mortgage Loan and the 10 Hudson Yards Mortgage Loan, the servicer compliance statements of LNR Partners, LLC as special servicer of the Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan, Trimont Real Estate Advisors, LLC as special servicer of the 540 West Madison Mortgage Loan and Situs Holdings, LLC as special servicer of the 10 Hudson Yards Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved].

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

33.10       Trimont Real Estate Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan (see Exhibit 33.3)

33.11       Wells Fargo Bank, National Association, as Trustee of the 540 West Madison Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Mortgage Loan (see Exhibit 33.5)

33.13       Pentalpha Surveillance LLC, as Operating Advisor of the 540 West Madison Mortgage Loan (see Exhibit 33.6)

33.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.16       Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.2)

33.17       Wells Fargo Bank, National Association, as Trustee of the U.S. Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Custodian of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.19       Pentalpha Surveillance LLC, as Operating Advisor of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.22       Rialto Capital Advisors, LLC, as Special Servicer of the Hamilton Place Mortgage Loan (see Exhibit 33.2)

33.23       Wells Fargo Bank, National Association, as Trustee of the Hamilton Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Hamilton Place Mortgage Loan (see Exhibit 33.5)

33.25       Pentalpha Surveillance LLC, as Operating Advisor of the Hamilton Place Mortgage Loan (see Exhibit 33.6)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.28       Rialto Capital Advisors, LLC, as Special Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.2)

33.29       Wells Fargo Bank, National Association, as Trustee of the Embassy Suites Portland Airport Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.5)

33.31       Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.6)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.34       LNR Partners, LLC, as Special Servicer of the Panorama Corporate Center Mortgage Loan

33.35       Wells Fargo Bank, National Association, as Trustee of the Panorama Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Panorama Corporate Center Mortgage Loan (see Exhibit 33.5)

33.37       Pentalpha Surveillance LLC, as Operating Advisor of the Panorama Corporate Center Mortgage Loan (see Exhibit 33.6)

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.42       Wells Fargo Bank, National Association, as Custodian of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 33.5)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 33.6)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the 10 Hudson Yards Mortgage Loan

33.46       Situs Holdings, LLC, as Special Servicer of the 10 Hudson Yards Mortgage Loan

33.47       Wilmington Trust, National Association, as Trustee of the 10 Hudson Yards Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the 10 Hudson Yards Mortgage Loan (see Exhibit 33.5)

33.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the 10 Hudson Yards Mortgage Loan

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Falls Mortgage Loan (see Exhibit 33.1)

33.52       Rialto Capital Advisors, LLC, as Special Servicer of The Falls Mortgage Loan (see Exhibit 33.2)

33.53       Wells Fargo Bank, National Association, as Trustee of The Falls Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of The Falls Mortgage Loan (see Exhibit 33.5)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of The Falls Mortgage Loan

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

34.10       Trimont Real Estate Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan (see Exhibit 34.3)

34.11       Wells Fargo Bank, National Association, as Trustee of the 540 West Madison Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Mortgage Loan (see Exhibit 34.5)

34.13       Pentalpha Surveillance LLC, as Operating Advisor of the 540 West Madison Mortgage Loan (see Exhibit 34.6)

34.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.16       Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.2)

34.17       Wells Fargo Bank, National Association, as Trustee of the U.S. Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Custodian of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.19       Pentalpha Surveillance LLC, as Operating Advisor of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.22       Rialto Capital Advisors, LLC, as Special Servicer of the Hamilton Place Mortgage Loan (see Exhibit 34.2)

34.23       Wells Fargo Bank, National Association, as Trustee of the Hamilton Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Hamilton Place Mortgage Loan (see Exhibit 34.5)

34.25       Pentalpha Surveillance LLC, as Operating Advisor of the Hamilton Place Mortgage Loan (see Exhibit 34.6)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.28       Rialto Capital Advisors, LLC, as Special Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.2)

34.29       Wells Fargo Bank, National Association, as Trustee of the Embassy Suites Portland Airport Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.5)

34.31       Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.6)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.34       LNR Partners, LLC, as Special Servicer of the Panorama Corporate Center Mortgage Loan

34.35       Wells Fargo Bank, National Association, as Trustee of the Panorama Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Panorama Corporate Center Mortgage Loan (see Exhibit 34.5)

34.37       Pentalpha Surveillance LLC, as Operating Advisor of the Panorama Corporate Center Mortgage Loan (see Exhibit 34.6)

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.42       Wells Fargo Bank, National Association, as Custodian of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 34.5)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 34.6)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the 10 Hudson Yards Mortgage Loan

34.46       Situs Holdings, LLC, as Special Servicer of the 10 Hudson Yards Mortgage Loan

34.47       Wilmington Trust, National Association, as Trustee of the 10 Hudson Yards Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the 10 Hudson Yards Mortgage Loan (see Exhibit 34.5)

34.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the 10 Hudson Yards Mortgage Loan

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Falls Mortgage Loan (see Exhibit 34.1)

34.52       Rialto Capital Advisors, LLC, as Special Servicer of The Falls Mortgage Loan (see Exhibit 34.2)

34.53       Wells Fargo Bank, National Association, as Trustee of The Falls Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of The Falls Mortgage Loan (see Exhibit 34.5)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of The Falls Mortgage Loan

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

35.17       LNR Partners, LLC, as Special Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the 10 Hudson Yards Mortgage Loan

35.19       Situs Holdings, LLC, as Special Servicer of the 10 Hudson Yards Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Falls Mortgage Loan (see Exhibit 35.1)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of The Falls Mortgage Loan (see Exhibit 35.2)

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

/s/ Scott Epperson

Scott Epperson, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 14, 2023