Form 10-K
period 2023-12-31
GS Mortgage Securities Trust 2016-GS3
filed 2024-03-15
CIK 1682405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

With respect to the pari passu loan combinations that include the 540 West Madison Mortgage Loan, the Panorama Corporate Center Mortgage Loan, the Residence Inn and SpringHill Suites North Shore Mortgage Loan and the 10 Hudson Yards Mortgage Loan, the servicer compliance statements of LNR Partners, LLC as special servicer of the Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan, Trimont LLC (f/k/a Trimont Real Estate Advisors, LLC) as special servicer of the 540 West Madison Mortgage Loan and Situs Holdings, LLC as special servicer of the 10 Hudson Yards Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         Trimont LLC (f/k/a Trimont Real Estate Advisors, LLC), as 540 West Madison Special Servicer

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 33.1)

33.10       Trimont LLC (f/k/a Trimont Real Estate Advisors, LLC), as Special Servicer of the 540 West Madison Mortgage Loan (see Exhibit 33.3)

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

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         Trimont LLC (f/k/a Trimont Real Estate Advisors, LLC), as 540 West Madison Special Servicer

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 34.1)

34.10       Trimont LLC (f/k/a Trimont Real Estate Advisors, LLC), as Special Servicer of the 540 West Madison Mortgage Loan (see Exhibit 34.3)

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

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Trimont LLC (f/k/a Trimont Real Estate Advisors, LLC), as 540 West Madison Special Servicer (Omitted. See Explanatory Notes.)

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 35.1)

35.7         Trimont LLC (f/k/a Trimont Real Estate Advisors, LLC), as Special Servicer of the 540 West Madison Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 14, 2024