Form 10-K
period 2025-12-31
GS Mortgage Securities Trust 2016-GS3
filed 2026-03-19
CIK 1682405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 10 Hudson Yards Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Trimont LLC is the primary servicer of the 10 Hudson Yards Mortgage Loan on and after March 1, 2025 and Trimont LLC (f/k/a Trimont Real Estate Advisors, LLC) is the special servicer of the 540 West Madison Mortgage Loan. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the 10 Hudson Yards Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Panorama Corporate Center Mortgage Loan, the Residence Inn and SpringHill Suites North Shore Mortgage Loan and the 10 Hudson Yards Mortgage Loan, the servicer compliance statements of LNR Partners, LLC as special servicer of the Panorama Corporate Center Mortgage Loan and the Residence Inn and SpringHill Suites North Shore Mortgage Loan and Situs Holdings, LLC as special servicer of the 10 Hudson Yards Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.42       Wells Fargo Bank, National Association, as Custodian of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 33.5)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 33.6)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the 10 Hudson Yards Mortgage Loan prior to March 1, 2025

33.46      Trimont LLC, as Primary Servicer of the 10 Hudson Yards Mortgage Loan on and after March 1, 2025

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

34.42       Wells Fargo Bank, National Association, as Custodian of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 34.5)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 34.6)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the 10 Hudson Yards Mortgage Loan prior to March 1, 2025

34.46      Trimont LLC, as Primary Servicer of the 10 Hudson Yards Mortgage Loan on and after March 1, 2025

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

35.3         Trimont LLC (f/k/a Trimont Real Estate Advisors, LLC), as 540 West Madison Special Servicer

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 35.1)

35.7         Trimont LLC (f/k/a Trimont Real Estate Advisors, LLC), as Special Servicer of the 540 West Madison Mortgage Loan (see Exhibit 35.3)

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

35.17       LNR Partners, LLC, as Special Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the 10 Hudson Yards Mortgage Loan prior to March 1, 2025

35.19      Trimont LLC, as Primary Servicer of the 10 Hudson Yards Mortgage Loan on and after March 1, 2025

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

Date: March 19, 2026